Form 10-Q
period 2026-06-30
Sunshine Silver Mining & Refining Co
filed 2026-08-12
CIK 2091017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission file number 001-43325
________________________________
Sunshine Silver Mining & Refining Company
(Exact name of registrant as specified in its charter)
________________________________

Delaware	85-3794822
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2209 Big Creek Rd Kellogg, Idaho	83837
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (208) 783-1700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	SSMR	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☑

		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of August 12, 2026, the number of outstanding shares of the registrant's common stock, par value $0.001 per share, was 143,726,603.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact contained in this report, including statements regarding our future results of operations and financial position, business strategy, plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict,” “project,” “target,” “will,” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements regarding: our ability to successfully advance and restart mining and milling operations at the Sunshine Mine; the expected timing, execution, and success of our planned late 2028 production restart; the timing of completion of our Sunshine Mine Feasibility Study and the related final investment decision; the timing of completion of feasibility studies with respect to the new Antimony Plant and the refurbishment of the existing Silver-Copper Refinery, the timing for completion of the ongoing 50,000-meter drilling program; our plans for decommissioning the existing mill; our plans for a new mill designed to process up to 2,000 tonnes per day; our ability to initiate restart of our operations without an environmental impact study; and our expectations regarding the maintenance of our current permitting status and ability to secure the outstanding and ongoing permits required; the potential production capacity and products from the Silver-Copper Refinery; and the potential processing profile and capacity of the Antimony Plant.

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. These risks include, but are not limited to:
•our lack of historical operating revenues and difficulties in achieving profitable operations;
•our lack of Proven Mineral Reserves or Probable Mineral Reserves and the uncertainties around the calculation of Mineral Resource estimates;
•changes in metal prices;
•the speculative nature of mineral exploration efforts;
•the requirement to obtain additional financing to bring the Sunshine Mine into production;
•risks associated with establishing new mining operations and the risks and hazards inherent in the mining industry;
•competition for skilled labor, mining equipment and supplies;
•labor relations;
•health and safety impacts including in connection with public health crises;
•our ability to obtain, maintain and renew environmental, construction and mining permits;
•future legislation and changes in laws and regulations; and
•other risks and hazards association with exploration, development and mining operations.

More detailed information regarding applicable risks and uncertainties is included in the section titled “Risk Factors” in our Form S-1 filed with the SEC on May 11, 2026, as amended. Many of these factors are beyond our ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation to update public forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law

Part I - Financial Information
Item 1. Financial Statements
Sunshine Silver Mining & Refining Company
Condensed Consolidated Balance Sheets
Unaudited, expressed in United States Dollars

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	$	$
ASSETS
Current assets
Cash and cash equivalents	288,722,323	30,975,991
Prepaid expenses	878,628	1,282,034
Materials and supplies inventory	567,240	377,269
Other current assets	753,426	888,640
Total current assets	290,921,617	33,523,934
Restricted cash	275,039	275,039
Property, plant and equipment, net	44,392,824	34,290,542
Intangible assets	750,000	750,000
TOTAL ASSETS	336,339,480	68,839,515
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	5,876,548	2,562,528
Accrued liabilities	5,753,925	2,218,413
Note payable	231,526	683,135
Total current liabilities	11,861,999	5,464,076
Reclamation obligations	1,873,574	1,814,600
TOTAL LIABILITIES	13,735,573	7,278,676
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 250,000,000 shares authorized at June 30, 2026 and December 31, 2025, respectively; nil issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 3,500,000,000 and 150,000,000 shares authorized at June 30, 2026 and December 31, 2025, respectively; 143,726,603 and 116,509,480 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	143,726	116,509
Additional paid-in capital	557,009,853	266,021,748
Accumulated deficit	(234,549,672)	(204,577,418)
Total Stockholders’ Equity	322,603,907	61,560,839
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	336,339,480	68,839,515
The accompanying notes are an integral part of these condensed consolidated financial statements.

Sunshine Silver Mining & Refining Company
Condensed Consolidated Statements of Operations and Comprehensive Loss
Unaudited, expressed in United States Dollars

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	$	$	$	$
Sales	—	35,258	—	75,948
Operating expenses:
Exploration	—	71,062	—	71,062
Pre-Development	10,174,386	3,210,578	17,574,714	4,321,485
General and administrative	6,868,471	2,177,709	12,467,274	3,791,708
Depreciation and amortization	348,136	138,064	713,569	271,097
Cost of goods sold	—	19,884	—	39,799
Accretion expense	29,487	27,687	58,974	55,375
Operating loss	(17,420,480)	(5,609,726)	(30,814,531)	(8,474,578)
Other income (expense):
Interest expense	(6,425)	(1,437,789)	(16,622)	(2,614,916)
Interest income	706,141	2,596	858,899	4,292
Total other income (expense)	699,716	(1,435,193)	842,277	(2,610,624)
Income and mining tax expense	—	—	—	—
Net and comprehensive loss	(16,720,764)	(7,044,919)	(29,972,254)	(11,085,202)
Basic and diluted loss per share of common stock	(0.13)	(0.08)	(0.25)	(0.13)
Weighted average number of basic and diluted shares of common stock outstanding	123,986,712	85,439,630	120,268,751	85,439,630
The accompanying notes are an integral part of these condensed consolidated financial statements.

Sunshine Silver Mining & Refining Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
Unaudited, expressed in United States Dollars

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Number of common shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
	#	$	$	$	$
Balance – December 31, 2025	116,509,480	116,509	266,021,748	(204,577,418)	61,560,839
Stock-based compensation	—	—	1,826,746	—	1,826,746
Net loss	—	—	—	(13,251,490)	(13,251,490)
Balance - March 31, 2026	116,509,480	116,509	267,848,494	(217,828,908)	50,136,095
Stock-based compensation	—	—	2,428,006	—	2,428,006
Issuance of common stock in connection with initial public offering, net of underwriting fees and offering costs	23,000,000	23,000	286,737,570	—	286,760,570
Issuance of common stock upon exercise of warrants	4,217,123	4,217	(4,217)	—	—
Net loss	—	—	—	(16,720,764)	(16,720,764)
Balance – June 30, 2026	143,726,603	143,726	557,009,853	(234,549,672)	322,603,907

	Common Stock
	Number of common shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
	#	$	$	$	$
Balance – December 31, 2024	85,439,630	85,440	152,402,938	(169,834,123)	(17,345,745)
Stock-based compensation	—	—	94,450	—	94,450
Net loss	—	—	—	(4,040,283)	(4,040,283)
Balance - March 31, 2025	85,439,630	85,440	152,497,388	(173,874,406)	(21,291,578)
Stock-based compensation	—	—	94,450	—	94,450
Net loss	—	—	—	(7,044,919)	(7,044,919)
Balance – June 30, 2025	85,439,630	85,440	152,591,838	(180,919,325)	(28,242,047)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Sunshine Silver Mining & Refining Company
Condensed Consolidated Statements of Cash Flows
Unaudited, expressed in United States Dollars

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2026	2025
	$	$
Cash Flows from Operating activities:
Net loss	(29,972,254)	(11,085,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	713,569	271,097
Stock-based compensation	4,254,752	188,900
Reclamation obligation accretion	58,974	55,375
Convertible notes discount amortization	—	914,889
Changes in operating assets and liabilities:
Prepaid expenses	403,406	61,338
Materials and supplies inventory	(189,971)	(182,131)
Metals inventory	—	39,799
Other current assets	(686,976)	1,631
Accounts payable	2,609,476	452,669
Accrued liabilities	1,092	396,758
Accrued interest	—	1,688,312
Net cash used in operating activities	(22,807,932)	(7,196,565)
Cash Flows from Investing activities:
Additions to property, plant and equipment	(9,453,812)	(3,518,182)
Additions to intangible assets	—	(750,000)
Net cash used in investing activities	(9,453,812)	(4,268,182)
Cash Flows from Financing activities
Gross proceeds received from initial public offering	310,500,000	—
Costs of initial public offering	(20,040,315)	—
Payments of note payable for insurance premium financing	(451,609)	(271,469)
Proceeds from notes payable	—	17,600,000
Net cash provided by financing activities	290,008,076	17,328,531
Increase in Cash and cash equivalents and Restricted cash	257,746,332	5,863,784
Cash and cash equivalents and Restricted cash, beginning	31,251,030	2,242,885
Cash and cash equivalents and Restricted cash, ending	288,997,362	8,106,669
Supplemental Cash Flow Information:
Interest paid	16,622	11,507
Unpaid offering costs	3,699,115	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Sunshine Silver Mining & Refining Company
Notes to the Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2026 and 2025
Unaudited, expressed in United States Dollars, unless otherwise indicated

1.BASIS OF PRESENTATION
The interim condensed consolidated financial statements (“Interim Financial Statements”) of Sunshine Silver Mining & Refining Company, a Delaware corporation, and its subsidiaries (collectively, “SSMR,” “we,” “us,” or the “Company”) are unaudited. In the opinion of management, all normal recurring adjustments and disclosures necessary for a fair presentation of these Interim Financial Statements have been included. The results reported in these Interim Financial Statements are not necessarily indicative of the results that may be reported for the entire year. These Interim Financial Statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2025, as filed with the SEC on Form S-1. The year-end balance sheet data was derived from the audited financial statements and certain information and footnote disclosures required by GAAP have been condensed or omitted. These Interim Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and are expressed in U.S. Dollars. The Interim Financial Statements reflect the consolidation of SSMR and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

On May 10, 2026, the Company’s shareholders approved a 10-for-1 split of its common stock. In connection with the stock split, the number of authorized shares of common stock was increased to 150,000,000, while the par value per share remained unchanged at $0.001. All share, per-share, warrants and stock options presented in these Interim Financial Statements reflect the 10-for-1 stock split.

On June 5, 2026, the Company completed its initial public offering ("IPO"). In connection with the IPO, the number of authorized shares of common stock and preferred stock was increased to 3,500,000,000 and 250,000,000, respectively. The Company issued 23,000,000 shares of common stock at a public offering price of $13.50 per share, which resulted in proceeds of $291,870,000 after underwriting fees. Refer to Note 6 "Shareholders' Equity" for additional information.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
2.1Liquidity and Capital Resources
These Interim Financial Statements have been prepared on a going-concern basis under which the Company is considered to be able to realize its assets and satisfy its liabilities in the normal course of business. The Company has a history of operating losses and cash used in operations, which are expected to continue until profitable operations commence, and which are significant in relation to the Company’s ability to satisfy its liabilities in the normal course of business. On June 5, 2026, the Company completed its IPO. In connection with the IPO, the Company issued 23,000,000 shares of common stock at a public offering price of $13.50 per share, which resulted in proceeds of $291,870,000 after underwriting fees. Management evaluated the Company’s liquidity position, considering the net proceeds from the IPO alongside existing cash, cash equivalents, and anticipated operational cash flows. Based on this evaluation, management determined that these funds will be sufficient to satisfy the Company’s working capital requirements, capital expenditures, and debt obligations for at least 12 months from the issuance date of these Interim Financial Statements.

2.2Risks and Uncertainties
As a mining exploration and development company, the Company’s growth and future profitability depend significantly on the prevailing prices of minerals, primarily of silver. Commodity prices are historically volatile and mineral prices may fluctuate significantly in the future. A substantial or extended decline in mineral prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows, and access to capital. The carrying value and recoverability of the Company’s investments are dependent on its ability to generate revenues from operations, which depends upon significant further financing to conduct exploration and development activities, demonstrate economic feasibility of the Sunshine Mine, construct mining infrastructure, and commence mining operations. A lack of access to capital may negatively impact the Company’s ability to commence mining operations.
In addition to changes in mineral prices, other factors, such as: changes in exploration plans; increases in costs; geotechnical failures; changes in social, environmental, or regulatory requirements; and public health conditions

Sunshine Silver Mining & Refining Company
Notes to the Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2026 and 2025
Unaudited, expressed in United States Dollars, unless otherwise indicated

can adversely affect the Company’s ability to recover its investment in exploration and development assets, and could result in impairment charges.
2.3Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires public business entities to provide disaggregated expense disclosures in the notes to the financial statements. The standard is effective for the Company beginning in fiscal year 2027, and the Company is currently assessing the impact of adoption.
3.FAIR VALUE MEASUREMENTS
Fair value accounting establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:
Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2 - Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and
Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).
At June 30, 2026 and December 31, 2025, the Company’s financial assets and liabilities consisted of: cash and cash equivalents, restricted cash, accounts payable, notes payable to finance insurance premiums, and accrued liabilities. The carrying amounts of these financial instruments approximated their fair values due to their short maturities. None of these financial instruments were measured at Level 3, and there were no transfers between fair value hierarchy levels during the six months ended June 30, 2026.
4.RELATED PARTY TRANSACTIONS
On May 28, 2021, the Company entered into an agreement for strategic advisory services with a director, which was amended on October 24, 2022. During the three months ended June 30, 2026 and 2025, the Company incurred nil and $125,000, respectively, for the provision of services under the agreement. During the six months ended June 30, 2026 and 2025, the Company incurred nil and $250,000, respectively, for the provision of services under the agreement. The expenses incurred under the agreement are reported within 'General and administrative' expense on the consolidated statement of operations and comprehensive loss. At June 30, 2026 and December 31, 2025, nil and $41,667, respectively, were payable by the Company to the director under this agreement. This agreement was terminated as of December 31, 2025.

In 2025, the Company engaged the services of a related party, Scout Discoveries, for exploration and related services. The Company’s majority shareholder group owns 32% of Scout Discoveries. During the three months ended June 30, 2026 and 2025, the Company incurred $381,273 and $40,610, respectively, for the provision of services under the agreement. During the six months ended June 30, 2026 and 2025, the Company incurred $381,273 and $40,610, respectively, for the provision of services under the agreement. The costs incurred under the agreement during the three and six months ended June 30, 2026 were incurred for the acquisition of mineral rights and were capitalized to 'Property, plant, and equipment, net'. The costs incurred under the agreement during the three and six months ended June 30, 2025 were recognized in 'Exploration' expense on the consolidated statement of operations and comprehensive loss. At June 30, 2026 and December 31, 2025, $381,273 and nil were due to or accrued for Scout Discoveries, respectively.

Additional related party transactions are described at Notes 6 and 8.

Sunshine Silver Mining & Refining Company
Notes to the Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2026 and 2025
Unaudited, expressed in United States Dollars, unless otherwise indicated

5.RECLAMATION OBLIGATIONS
The Company recorded accretion expense on the condensed consolidated statements of operations and comprehensive loss related to the reclamation obligation of $58,974 and $55,375 during the six months ended June 30, 2026 and 2025, respectively.
6.SHAREHOLDERS' EQUITY
6.1COMMON STOCK
In connection with the IPO, the Company’s Third Amended and Restated Certificate of Incorporation became effective, which authorized capital stock consisting of 3,500,000,000 shares of common stock, par value $0.001 per share, and 250,000,000 shares of preferred stock, par value $0.001 per share. All outstanding shares of common stock are fully paid and non-assessable. The holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders, except on matters relating solely to terms of preferred stock. We do not intend to pay any dividends in the foreseeable future and currently intend to retain all future earnings to finance our business. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by our Board of Directors out of funds legally available therefor. In the event of liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding. The holders of our common stock have no preemptive or conversion or exchange rights or other subscription rights. There are no redemption, retraction, purchase for cancellation, surrender or sinking or purchase fund provisions applicable to the common stock.

As of June 30, 2026 and December 31, 2025, the Company had reserved shares of common stock for future issuance, on an as-converted basis, as follows:

	June 30, 2026	December 31, 2025
	#	#
Restricted Stock Units	71,432	—
Common Stock Warrants	9,375,000	14,729,700
Common Stock Options	8,323,000	8,573,000
Total	17,769,432	23,302,700

6.2WARRANTS

	Warrants	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term
	#	$/share	Years
Balance - December 31, 2024	5,354,700	$2.87	2.7
Balance - June 30, 2025	5,354,700	$2.87	2.2
Balance - December 31, 2025	14,729,700	$4.23	1.7
Automatic net exercise immediately prior to initial public offering	(5,354,700)	$2.87
Balance - June 30, 2026	9,375,000	$5.00	1.2
On April 29, 2026, the terms of the warrant held by Ospraie Real Assets Fund LP ("Ospraie") to acquire 2,615,060 shares of the Company’s common stock and the terms of the warrant held by Electrum Silver US LLC ("ESUS") to acquire 2,739,640 shares of the Company’s common stock, were amended. The warrants were amended to cause the automatic cashless exercise of the warrants upon an initial public offering of shares of the Company’s

Sunshine Silver Mining & Refining Company
Notes to the Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2026 and 2025
Unaudited, expressed in United States Dollars, unless otherwise indicated

common stock for all shares not previously exercised, if the fair market value per share exceeds the unmodified exercise price of $2.87 per share. Immediately prior to the completion of the IPO, the Company issued 2,157,618 shares of common stock to ESUS and 2,059,505 shares of common stock to Ospraie upon their automatic net exercises of these warrants. The automatic net exercise prices were paid by reductions of common shares issued.
See Note 10 to the consolidated financial statements for the year ended December 31, 2025 for information about the terms of warrants.

7.LOSS PER SHARE
The following table presents net loss per share of common stock – basic:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator: Net loss	($16,720,764)	($7,044,919)	($29,972,254)	($11,085,202)
Denominator: Weighted average number of basic shares of common stock	123,986,712	85,439,630	120,268,751	85,439,630
Basic and diluted loss per share of common stock	($0.13)	($0.08)	($0.25)	($0.13)
The following were excluded from diluted loss per share because the Company incurred net losses and their effect would be anti-dilutive.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	#	#	#	#
Common Stock Warrants	9,375,000	5,354,700	9,375,000	5,354,700
Common Stock Options	8,323,000	500,000	8,323,000	500,000
Restricted Stock Units	71,432	—	71,432	—
Convertible Notes Payable and Accrued Interest Convertible for $2.87 per share	—	12,295,515	—	12,295,515
Total	17,769,432	18,150,215	17,769,432	18,150,215

8.STOCK-BASED COMPENSATION
Stock-based compensation expense includes vesting expense from stock options and restricted stock units (each, an "RSU"). During the three months ended June 30, 2026 and 2025, we recognized total stock-based compensation expense of $2,428,006 and $94,450 respectively. During the six months ended June 30, 2026 and 2025, we recognized total stock-based compensation expense of $4,254,752 and $188,900, respectively.

Stock options outstanding and their weighted-average exercise price at June 30, 2026 and 2025 were as follows:

June 30, 2026			June 30, 2025
Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Life	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Life
#	$/share	Years	#	$/share	Years
8,323,000	$3.94	8.4	1,000,000	$4.57	5.9

8.1Long Term Incentive Plan
On May 10, 2026, the Board approved an amendment and restatement of the Amended and Restated 2021 LTIP (the "Amended and Restated LTIP") which was originally adopted on May 28, 2021. As of the closing of the IPO, the maximum number of shares of common stock that may be issued under the Amended and Restated LTIP is 17,400,012, subject to adjustment upon certain changes in the Company’s capitalization and annual increase on the first day of each calendar year during the term of the Amended and Restated LTIP, beginning on and including January 1, 2027, and ending on and including January 1, 2036, equal to the lesser of 2% of the aggregate number of

Sunshine Silver Mining & Refining Company
Notes to the Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2026 and 2025
Unaudited, expressed in United States Dollars, unless otherwise indicated

shares of common stock issued and outstanding on December 31 of the immediately preceding calendar year and such smaller number of shares of common stock as determined by the administrator (the “New LTIP Share Reserve”). Shares of common stock issued under the Amended and Restated LTIP will consist of authorized and unissued or reacquired shares of common stock, including shares of common stock repurchased by the Company.

The Amended and Restated LTIP provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, deferred stock units and cash awards to eligible participants. No awards will be granted under the Amended and Restated LTIP following the tenth anniversary of the effective date of the Amended and Restated LTIP.

8.2Stock Options
No stock options were granted, exercised, expired, or cancelled during the six months ended June 30, 2026 and 2025. During the six months ended June 30, 2026 and 2025, 250,000 and no stock options were forfeited by former employees, respectively.

During the six months ended June 30, 2026, the vesting period of 100,000 options of one grantee was modified from July 15, 2026 to April 6, 2026. The incremental fair value of the modification of vested options of $893,809 was expensed immediately. The inputs used to measure the modification were as follows:

Black-Scholes Option Pricing Model Input	Basis	Inputs for Value of Modification
Annualized volatility (%)	Volatility of publicly traded peers	79.25%
Expected term (years)	Award agreement	0.32
Dividend yield (%)	No dividends over the expected term	—%
Risk-free rate (%)	Risk-free U.S. Treasury yield over the expected term	3.73%
Exercise price ($/share)	Award agreement	$4.00
Common stock price ($/share)	Initial public offering price	$13.50

The Company recognized stock-based compensation expense from stock options as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	$	$	$	$
Pre-development expense	186,937	—	391,177	—
General and administrative expense	2,157,732	94,450	3,780,238	188,900
	2,344,669	94,450	4,171,415	188,900
At June 30 2026 and 2025, unrecognized compensation expense for stock options was $12,613,370 and $342,090, respectively.
8.3Restricted Stock Units
On June 5, 2026, eight non-employee Directors were awarded an aggregate of 71,432 RSUs with a grant date fair value of $14.00 per RSU as their 2026 annual grant under the Non-Employee Director Compensation Program. The RSUs vest on the earlier of one year from the grant date or the day immediately preceding the date of the next Annual Meeting of Stockholders. Under the terms of the Non-Employee Director Compensation Program, each non-employee director is entitled to receive an annual grant of RSUs with respect to a number of shares equal to $125,000 (based on the closing price of a share of common stock on the date of grant). No RSUs had been previously awarded.

The Company recognized stock-based compensation expense from RSUs of $83,337 and nil for the three and six months ended June 30, 2026 and 2025, respectively.

Sunshine Silver Mining & Refining Company
Notes to the Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2026 and 2025
Unaudited, expressed in United States Dollars, unless otherwise indicated

9.SALES
There were no silver sales during the six months ended June 30, 2026. During the six months ended June 30, 2025, the Company sold 1,303 ounces of silver from metals inventory, which generated sales of $75,948 and costs of goods sold of $39,799. The metals inventory was from previous mining activity prior to the Sunshine Mine ceasing operations in 2001.
10.INCOME AND MINING TAXES
The Company estimates that its 2026 effective tax rate will be 0% due to its cumulative loss position, historical net operating losses, and other available evidence related to the Company's ability to generate taxable income. Accordingly, there is no income tax provision or benefit for any period presented. A reconciliation of the actual income tax benefit and the tax computed by applying the applicable U.S. income tax rate (21%) to the loss before income taxes is as follows:

	Three months ended June 30,
	2026		2025
	$	% of Pretax Loss	$	% of Pretax Loss
Tax provision (benefit)	(3,511,360)	21.0%	(1,479,433)	21.0%
State tax (benefit)	(699,856)	4.2%	(317,021)	4.5%
Other	788,460	(4.7%)	116,822	(1.7%)
Change in valuation allowance	3,422,756	(20.5%)	1,679,632	(23.8%)
Total income tax expense (benefit)	—	—%	—	—%

	Six months ended June 30,
	2026		2025
	$	% of Pretax Loss	$	% of Pretax Loss
Tax provision (benefit)	(6,294,173)	21.0%	(2,327,892)	21.0%
State tax (benefit)	(1,254,503)	4.2%	(498,834)	4.5%
Other	869,093	(2.9%)	132,027	(1.2%)
Change in valuation allowance	6,679,583	(22.3%)	2,694,699	(24.3%)
Total income tax expense (benefit)	—	—%	—	—%
Included in Other are permanent differences, including those related to non-deductible stock option expense.

11.BUSINESS SEGMENTS
The Company is organized into one operating segment, which conducts exploration and development of mineral properties and thus has identified one reportable segment: Exploration and Development. The Company regularly reviews its segment reporting for alignment with its strategic goals and operational structure as well as for evaluation of business performance and allocation of resources by the Company’s Chief Operating Decision Maker (“CODM”).

Sunshine Silver Mining & Refining Company
Notes to the Condensed Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2026 and 2025
Unaudited, expressed in United States Dollars, unless otherwise indicated

The following table summarizes the components and significant expenses of the measure of net loss:

	Three Months Ended June 30,		Six Months Ended June 30, 2026
	2026	2025	2026	2025
	$	$	$	$
Pre-Development:
Labor and contractor services	7,692,220	1,443,776	12,230,131	1,946,034
Materials and other directly related costs	2,296,523	1,657,119	5,081,517	2,251,891
Other	185,643	109,683	263,066	123,560
Total Pre-Development	10,174,386	3,210,578	17,574,714	4,321,485
General and Administrative
Labor and contractor services	5,353,197	1,001,700	9,060,458	1,865,566
Other	1,515,274	1,176,009	3,406,816	1,926,142
Total General and Administrative	6,868,471	2,177,709	12,467,274	3,791,708
12.COMMITMENTS AND CONTINGENCIES
The Company owes contingent consideration of $150,000 upon use of intellectual property in its planned silver refinery. The Company has no other material commitments or contingencies outside of those disclosed in these financial statements and the consolidated financial statements for the year ended December 31, 2025.
13.SUBSEQUENT EVENTS
The Company evaluated events after June 30, 2026, and through the date the Interim Financial Statements were issued. The Company has concluded that no subsequent events have occurred that require disclosure, except as otherwise disclosed in the Interim Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements, the related MD&A and the discussion of our Business and Properties in our Form S-1, as amended (the "Form S-1”), filed with the United States Securities and Exchange Commission (the “SEC”). The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. These forward-looking statements involve risks and uncertainties. You should review “Risk Factors” in the Form S-1 and the “Cautionary Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by these forward-looking statements.

Overview
We are the owner and developer of the permitted Sunshine Mine (the "Sunshine Mine") and the permitted silver/copper refinery located one mile north of the Sunshine Mine (the "Sunshine Silver/Copper Refinery"), as well as the associated facilities including a tailings storage facility and historical antimony refinery grounds (collectively, the "Sunshine Complex"). The Sunshine Mine is a historic, permitted, large-scale past-producing silver mine in the United States, which historically also produced meaningful quantities of antimony, copper and lead. The Sunshine Mine is one of the highest-grade primary silver resources in the world, and when production is restarted, we expect the Sunshine Mine will be one of the largest silver mines in the United States. We have the major permits required to restart mining, milling and refining operations, and we will not require an environmental impact study to initiate restart of such operations. We do not anticipate issues in maintaining our current permitting status or securing the outstanding and ongoing permits required. Our current permits will be subject to normal course updates throughout the construction process. Our mining, milling and refining complex includes substantial installed infrastructure, and we hold a highly prospective land package surrounding the Sunshine Mine. We plan to restart operations at the Sunshine Complex in 2028, subject to the results of the Sunshine Mine Feasibility Study (as discussed below).
On June 5, 2026, we closed our initial public offering of 23,000,000 shares of common stock, including the full exercise by the underwriters of their option to purchase 3,000,000 additional shares, at a public offering price of $13.50 per share, including the full exercise by the underwriters of their option to purchase additional shares. The aggregate gross proceeds from the offering, before deducting underwriting fees and commissions and other offering expenses, were approximately $310.5 million. Following this offering, our authorized capital stock consisted of 3,500,000,000 shares of common stock, par value $0.001 per share, and 250,000,000 shares of preferred stock, par value $0.001 per share.

Details of the initial public offering are available on the prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the "Securities Act") on June 5, 2026, relating to our registration statement on Form S-1 filed with the SEC on May 11, 2026, as amended, and the description of our common stock is contained in the registration statement on Form 8-A filed with the SEC on June 3, 2026. Our common stock began trading on the New York Stock Exchange on June 4, 2026, under the ticker symbol “SSMR.”

Corporate Development
Status of Sunshine Mine Feasibility Study
The Company is advancing the Sunshine Mine Feasibility Study ("Sunshine Mine Feasibility Study"), which is expected to be completed in the second quarter of 2027. Following completion of the study, the Company expects to make a final investment decision regarding the restart of the Sunshine Mine, which, if approved, would support the planned return to silver production in late 2028.

As part of the Sunshine Mine Feasibility Study, the Company is advancing plans for a new mill designed to process up to 2,000 tonnes per day ("tpd"), providing flexibility to increase throughput beyond the current base case of approximately 1,000 tpd as the resource base and operating plan evolve.

Infill Drilling
On July 23, 2026, the Company announced ongoing drill results from its 50,000-meter underground diamond drilling program. Drilling completed between April and July 2026 totaled approximately 11,160 meters across 54 holes, and approximately 19,160 meters across 91 drillholes, bringing the overall program to approximately 60% completion with three active underground rigs. The program remains on track for completion in October 2026 to support the technical work for the Sunshine Mine Feasibility Study and the Company’s target return to production in late 2028.

Infrastructure Upgrades and Improvements
In the first six months of 2026, the Company completed approximately 1,166 meters (3,825 feet) of underground development and continued to upgrade existing infrastructure, including commissioning of a replacement operating hoist at the Jewell Shaft. The new hoist has the capacity to hoist approximately 3,500 tons per day from 4,000 level. During the quarter, the Company also advanced the planned decommissioning of the existing mill during the quarter to prepare the site for construction of a new mill, with the decommissioning expected to be complete by the end of 2026.

Two new rubber-tired underground loaders were acquired and placed into service downshaft on 3100 level and have increased efficiency in underground development. These were important additions to meet development required to reach infill drilling stations.

We also added four of five planned new compressors to provide compressed air to the Sunshine Mine. These add sufficient capacity to meet our compressed air requirements for the first approximately seven years of mining.

We made initial payments towards the upgrade of our hoist located at our Silver Summit shaft in preparation for the rehabilitation of this shaft.

Silver-Copper Refinery and Antimony Plant Feasibility Studies
The Company is evaluating the opportunity to develop a vertically integrated U.S. mine-to-mill-to-refinery platform at the Sunshine Complex. As part of that initiative, feasibility studies are underway to evaluate a new Antimony Plant and the refurbishment of the existing Silver-Copper Refinery which has a nameplate production capacity of approximately 10 million ounces of silver annually. Restarting the Silver-Copper Refinery could enable Sunshine to produce COMEX-deliverable silver onsite.

A new Sunshine Antimony Plant, which is under evaluation, would process antimony-bearing concentrate from the Sunshine Mine. The Company is also evaluating the potential to process antimony-bearing concentrates from third parties on a toll basis, creating an additional potential source of feedstock and revenue for the facility. The Antimony Plant could potentially deliver up to 34.5 million pounds of finished antimony annually. Major permits are in place to support the restart of the refining complex at Sunshine.

The feasibility studies evaluating the potential restart of the Silver-Copper Refinery and a new Sunshine Antimony Plant are targeted for completion in early 2027. The Company has also engaged a consultant to conduct a strategic assessment of the value-creation potential associated with both opportunities, the results of which will inform the respective feasibility studies.

Components of Results of Operations
Exploration Expenses
Our exploration expenses primarily include the costs incurred in the search for and evaluation of new mineral resources before the technical feasibility and commercial viability of extraction are demonstrable. These costs include researching and analyzing exploration data, conducting geological, geochemical, and geophysical studies, exploratory drilling and sampling, and labor required to conduct exploration activities.
Pre-Development Expenses

Our pre-development expenses primarily include expenses related to the establishment of accesses underground, including to drilling stations, and the construction of drilling stations, infill drilling, related labor costs, and maintenance, repair, and rehabilitation activities.
General and Administrative Expenses
Our general and administrative expenses consist of salaries and benefits, stock-based compensation, professional and consultant fees, insurance, mineral and concession lease payments and other general administration costs. We expect our general and administrative expenses will increase significantly due to activities related to the Feasibility Studies we plan to undertake and operating as a public company. We expect higher costs related to salaries, benefits, stock-based compensation, legal fees, compliance and corporate governance, accounting and audit expenses, stock exchange listing fees, transfer agent and other stockholder-related fees, directors’ and officers’ and insurance costs and other administrative costs.

Depreciation and Amortization
Property, plant and equipment are recorded at cost. Depreciation of plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of plants and equipment, and buildings and improvements generally range from ten to twenty years, and for certain equipment, from three to seven years. The estimated useful lives of furniture, fixtures and computers range from three to ten years.
Cost of Goods Sold
Metals inventory and costs of goods sold are reported at average cost.
Accretion Expense
Accretion expense reflects the periodic increase in the carrying amount of the Company’s reclamation obligations resulting from the passage of time.
Income Taxes
As we have incurred substantial losses from our exploration and pre-development activities, we may receive further benefits in the form of deferred tax assets that can reduce our future income tax liabilities, if it is more likely than not that the benefit will be realized before expiration. Historically, we have not recognized these potential benefits in our financial statements and have fully reserved for such deferred tax assets, as we are in a cumulative three-year loss.
Royalties
We conduct exploration activities on patented and unpatented mining claims at the Sunshine Complex. We are required to make mineral and concession lease payments to various entities to secure the appropriate claims or surface rights. Certain of these agreements also have royalty payments that are triggered when we begin producing and selling minerals.
Portions of the Sunshine Mine are subject to NSR Royalties formed under a settlement agreement and royalty deed entered into among SPMI (the prior mine operator), the U.S. government and the Coeur d’Alene Tribe dated April 12, 2001 (collectively, the “2001 Consent Decree”). Pursuant to the 2001 Consent Decree, we are required to pay to the U.S. federal government and the Coeur d’Alene Tribe between a 0% (at a silver price below $6 per ounce) and 7% (at a silver price of $10 per ounce or higher) NSR Royalty in perpetuity.
We are not currently paying any royalties based upon production and sales.

Results of Operations
The following table presents certain information relating to our operating results for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	$	$	$	$
	(in thousands, except for share and per share amounts)
Sales	—	35	—	76
Operating expenses:
Exploration	—	71	—	71
Pre-Development	10,174	3,211	17,575	4,321
General and administrative	6,868	2,178	12,467	3,792
Depreciation and amortization	348	138	714	271
Cost of goods sold	—	20	—	40
Accretion expense	29	28	59	55
Operating loss	(17,420)	(5,610)	(30,815)	(8,475)
Other income (expense):
Interest expense	(6)	(1,438)	(17)	(2,615)
Interest income	706	3	859	4
Total other income (expense)	700	(1,435)	842	(2,611)
Income and mining tax expense	—	—	—	—
Net and comprehensive loss	(16,721)	(7,045)	(29,972)	(11,085)
Basic and diluted loss per share of common stock	(0.13)	(0.08)	(0.25)	(0.13)
Weighted average number of basic and diluted shares of common stock outstanding	123,986,712	85,439,630	120,268,751	85,439,630
Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
For the three months ended June 30, 2026, we incurred a net loss of $16.7 million, compared to a net loss of 7.0 million for the three months ended June 30, 2025. The increase of $9.7 million in net loss was primarily attributable to the following:
•Pre-development expense increased to $10.2 million for the three months ended June 30, 2026, compared to $3.2 million for the three months ended June 30, 2025, due to the decision in the year ended December 31, 2025 to proceed with activities related to the completion of three feasibility studies, including infill drilling and related expenditures required to complete these studies.
•General and administrative expense increased to $6.9 million for the three months ended June 30, 2026, compared to $2.2 million for the three months ended June 30, 2025, due to increased personnel, stock-based compensation and increases in the scope of legal and accounting services.
•Depreciation and amortization increased to $0.3 million for the three months ended June 30, 2026, compared to $0.1 million for the three months ended June 30, 2025, primarily due to additions of depreciable assets.
•Total other income (expense) changed to income of $0.7 million for the three months ended June 30, 2026, compared to expense of $1.4 million for the three months ended June 30, 2025, primarily due to: the conversion of convertible notes payable and extinguishment of notes payable in July 2025, which decreased interest expense compared to the three months ended June 30, 2025; and due to increased interest income earned on net proceeds from our initial public offering.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
For the six months ended June 30, 2026, we incurred a net loss of $30.0 million compared to a net loss of $11.1 million for the six months ended June 30, 2025. The increase of $18.9 million in net loss was primarily attributable to the following:
•Pre-development expense increased to $17.6 million for the six months ended June 30, 2026, compared to $4.3 million for the six months ended June 30, 2025, due to the decision in the year ended December 31, 2025 to proceed with activities related to the completion of three feasibility studies, including infill drilling and related expenditures required to complete these studies.

•General and administrative expense increased to $12.5 million for the six months ended June 30, 2026, compared to $3.8 million for the six months ended June 30, 2025, due to increased personnel, stock-based compensation related to grants of stock options and increases in the scope of legal and accounting services.
•Depreciation and amortization increased to $0.7 million for the six months ended June 30, 2026, compared to $0.3 million for the six months ended June 30, 2025, primarily due to additions of depreciable assets during the year ended December 31, 2025.
•Total other income (expense) changed to income of $0.8 million for the six months ended June 30, 2026, compared to expense of $2.6 million for the six months ended June 30, 2025, primarily due to: the conversion of convertible notes payable and extinguishment of notes payable in July 2025, which decreased interest expense period over period; and due to increased interest income earned on net proceeds from our initial public offering.
Liquidity and Capital Resources
As of June 30, 2026, we had cash and cash equivalents of $288.7 million, compared to cash and cash equivalents of $31.0 million as of December 31, 2025. Cash and cash equivalents increased due to our receipt of net proceeds from our IPO. We continue to incur costs related to the advancement of the feasibility studies, general and administrative expenditures and capital expenditures.

As of August 12, 2026, we had no long-term debt.

We believe that we have sufficient cash and resources to carry out our business plans for at least the next twelve months. We may require additional funds at a later date to support operations at the Sunshine Complex which, depending upon the circumstances, may be in various forms of debt, equity or a combination thereof. There can be no assurance that additional funds will be available to us on acceptable terms, or at all. We manage liquidity risk through the management of our capital structure.
Private Placement Transactions
In 2025 we entered into common stock purchase agreements (the "Private Placement") pursuant to which, among other things, we offered and sold 18,750,000 units (each, a “Unit”) consisting of one share of common stock and one half of a common stock warrant (each, a "Private Placement Warrant") at a purchase price of $4.00 per Unit. Each Private Placement Warrant is exercisable for one share of common stock, has an exercise price of $5.00 per share and is exercisable until the later of two years from the date of grant or six months after the completion of this offering. We offered and sold additional Units on the same terms to related and unrelated parties.
Through the Private Placement and related agreements, we received cash proceeds of approximately $46.9 million, extinguished approximately $28.1 million of notes payable, and issued 18.75 million common shares and 9.375 million Private Placement Warrants.
Convertible Notes
On September 2, 2022, we entered into a convertible note purchase agreement with ESUS and Ospraie (as successor-in-interest to the Municipal Employees’ Retirement System of Michigan Group Trust) (as amended, the “2022 Convertible Note Purchase Agreement”) for an aggregate principal amount of approximately $30.7 million, bearing interest at a rate of 5.00% per annum, compounding annually. In connection with the issuance of the convertible notes, we also issued to ESUS warrants to purchase 2,739,640 shares of common stock at an exercise price of $2.87 per share and we issued to Ospraie warrants to purchase 2,615,060 shares of common stock at an exercise price of $2.87 per share. Those warrants, as amended on April 29, 2026, were automatically net exercised into 4,217,123 shares of our common stock immediately prior to the completion of the IPO.
On July 15, 2025, in connection with the Private Placement, all convertible notes outstanding under the 2022 Convertible Note Purchase Agreement (totaling approximately $35.3 million including accrued interest) were converted into 12,319,850 shares of common stock pursuant to a note conversion and cancellation agreement (the “Note Conversion and Cancellation Agreement”), by and among the Company, ESUS and Ospraie.

Cash Flows
The following table presents our sources and uses of cash for the periods indicated:

	Six months ended June 30,
	2026	2025
	$	$
	(in thousands)
Net cash provided by (used in):
Operating activities	$(22,808)	$(7,197)
Investing activities	(9,454)	(4,268)
Financing activities	290,008	17,329
Total change in cash	$257,746	$5,864
Cash used in operating activities primarily consists of cash used in pre-development activities and general and administrative expense. Cash used in operating activities was $22.8 million and $7.2 million for the six months ended June 30, 2026 and 2025, respectively.

Cash used in investing activities primarily consists of cash used for investments in mining equipment and infrastructure. Cash used in investing activities was $9.5 million and $4.3 million for the six months ended June 30, 2026 and 2025, respectively.
Cash provided by financing activities during the six months ended June 30, 2026 was $290.0 million, which was primarily due to net proceeds from our IPO. Cash provided by financing activities was $17.3 million for the six months ended June 30, 2025, which was primarily due to proceeds from the issuance of notes payable. Cash used in financing activities to pay notes payable for insurance premium financing was $0.5 million and $0.3 million during the six months ended June 30, 2026 and 2025, respectively.
Stock-Based Compensation
In 2021, we issued stock options to purchase 1,000,000 shares of common stock under the 2021 Long Term Incentive Plan (the “LTIP”). These stock options are exercisable over a 10-year term and vest in equal monthly installments over a 60-month period subject to the grantee’s continuous service. In 2025, we issued stock options to purchase 7,623,000 shares of common stock under the LTIP to certain directors, employees and consultants. These stock options are exercisable over a 10-year term and generally vest and become exercisable in equal installments on the first three anniversaries of the grant date, subject to the grantee’s continuous service.
In connection with our initial public offering, on May 10, 2026, our Board of Directors approved the Amended and Restated LTIP. As of the closing of the IPO, the maximum number of shares of common stock that may be issued under the Amended and Restated LTIP is 17,400,012, subject to adjustment upon certain changes in the Company’s capitalization and annual increase on the first day of each calendar year during the term of the Amended and Restated LTIP, beginning on and including January 1, 2027, and ending on and including January 1, 2036, equal to the lesser of 2% of the aggregate number of shares of common stock issued and outstanding on December 31 of the immediately preceding calendar year and such smaller number of shares of common stock as determined by the administrator (the “New LTIP Share Reserve”). Shares of common stock issued under the Amended and Restated LTIP will consist of authorized and unissued or reacquired shares of common stock, including shares of common stock repurchased by the Company.

The Amended and Restated LTIP provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights (“SARs”), performance awards, deferred stock units and cash awards to eligible participants. No awards will be granted under the Amended and Restated LTIP following the tenth anniversary of the effective date of the Amended and Restated LTIP.

We recognize all stock-based compensation as a cost in our consolidated financial statements.

We issued no stock options in the six months ended June 30, 2026 and 2025. We issued 71,432 and nil restricted stock units in the six months ended June 30, 2026 and 2025, respectively. The total stock-based compensation expense incurred for the three months ended June 30, 2026 and 2025, respectively, was $2.4 million and $0.1 million. The total stock-based compensation expense incurred for the six months ended June 30, 2026 and 2025 was $4.3 million and $0.2 million, respectively.

Off Balance Sheet Arrangements
We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.
There have been no significant and material changes in our critical accounting policies during the three months ended June 30, 2026, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2025 included in Form S-1.

Jumpstart Our Business Startups Act of 2012
The JOBS Act permits us, as an “emerging growth company,” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to avail ourselves of this extended transition period and, as a result, we will not be required to adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies that are not emerging growth companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
We intend to engage in the production of concentrates containing silver and other minerals including copper, lead and antimony. We expect the principal source of future revenue to be the sale of concentrates containing silver, and to a lesser extent, copper, lead and antimony. A significant and sustained decrease in the price of these metals from current levels could have a material and negative impact on our business, financial condition and results of operations.
Bank Counterparty Risk
We have placed nearly all of our cash investments with a single, high-quality financial institution. All cash equivalents are invested in high-quality, short-term money market instruments, including government securities, bankers’ acceptances, bank notes, certificates of deposit, commercial paper and repurchase agreements of domestic and foreign issuers. At no time have we had funds invested in asset-backed commercial paper. We have not experienced any losses on our cash investments.
Item 4. Controls and Procedures
Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management has not identified any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we and our affiliates may become subject to various legal proceedings that are incidental to the ordinary conduct of our business. We have no pending or threatened litigation that, individually or in the aggregate, is material to our consolidated financial condition, cash flows or results of operations.

Item 1A. Risk Factors
There have been no material changes from the risk factors set forth under the heading “Risk Factors” in our registration statement on Form S-1 filed with the SEC on May 11, 2026, as amended, which risk factors are incorporated herein by reference. The risks described in our Registration Statement on Form S-1, as amended, and as otherwise herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows, and/or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended June 30, 2026, the Company issued 2,157,618 shares of common stock to ESUS and 2,059,505 shares of common stock to Ospraie upon their automatic net exercises of warrants immediately prior to our IPO. These issuances of common stock were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

Repurchases of Equity Securities
None.

Use of Proceeds
On June 5, 2026, we closed our initial public offering of 23,000,000 shares of common stock at a public offering price of $13.50 per share, including the full exercise by the underwriters of their option to purchase additional shares. The aggregate gross proceeds from the offering, before deducting underwriting discounts and commissions and other offering expenses, were approximately $310.5 million. There has been no material change in the intended use of proceeds from our initial public offering as described in our Registration Statement on Form S-1, which became effective on June 3, 2026.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
No reportable event.

Item 5. Other Information
During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8, filed on June 5, 2026).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-8, filed on June 5, 2026).

Exhibit Number	Description
10.1	Amended and Restated 2021 Long Term Incentive Plan (incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8, filed on June 5, 2026).
10.2	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1, filed on May 26, 2026).
10.3	Form of Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.17 of the Registrant’s Registration Statement on Form S-1, filed on May 26, 2026).
10.4	Stockholders’ Agreement, dated as of May 10, 2026, by and among Sunshine Silver Mining & Refining Company, Electrum Silver US LLC and Electrum Silver US II LLC (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1, filed on May 26, 2026).

10.5	Stockholders’ Agreement, dated as of May 10, 2026, by and between Sunshine Silver Mining & Refining Company and Ospraie Real Assets Fund LP (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1, filed on May 26, 2026).
10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1, filed on May 26, 2026).
10.7	Registration Rights Agreement, dated as of May 10, 2026, by and among Sunshine Silver Mining & Refining Company, Electrum Silver US LLC and Electrum Silver US II LLC (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1, filed on May 26, 2026).

10.8	Amended and Restated Consulting Services Agreement, by and between the Registrant and White Mining Consulting Inc., dated as of May 10, 2026 (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1, filed on May 26, 2026).
10.9	Executive Agreement, by and between the Registrant and Heather White, dated as of May 10, 2026 (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1, filed on May 26, 2026).
10.10	Amended and Restated Consulting Services Agreement, by and between the Registrant and 1520955 B.C. LTD., dated as of May 10, 2026 (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1, filed on May 26, 2026).
10.11	Executive Agreement, by and between the Registrant and André van Niekerk, dated as of May 10, 2026 (incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1, filed on May 26, 2026).
10.12	Employment Agreement, by and between Silver Opportunity Partners LLC and Michelle Shepston, dated as of May 10, 2026 (incorporated by reference to Exhibit 10.16 of the Registrant’s Registration Statement on Form S-1, filed on May 26, 2026).
31.1	Certification of the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
___________________

SIGNATURES
Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Kellogg, State of Idaho, on August 12, 2026.

SUNSHINE SILVER MINING & REFINING COMPANY

By:	/s/ Heather White
	Name:	Heather White
	Title:	Chief Executive Officer

By:	/s/ André van Niekerk
	Name:	André van Niekerk
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)