Form 10-Q
period 2026-09-30
Sunshine Silver Mining & Refining Co
filed 2026-11-12
CIK 2091017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of November 12, 2026, the number of outstanding shares of the registrant's common stock, par value $0.001 per share, was 143,940,693.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact contained in this report, including statements regarding our future results of operations and financial position, business strategy, plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict,” “project,” “target,” “will,” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements regarding: our ability to successfully advance and restart mining and milling operations at the Sunshine Mine; the expected timing, execution, and success of our planned late 2028 production restart; the timing of completion of our Sunshine Mine Feasibility Study and the related final investment decision; the timing of completion of feasibility studies with respect to the Sunshine Silver/Copper Refinery and the new potential Antimony Refinery; our plans for decommissioning the existing mill; our plans for a new mill designed to process up to 2,000 tonnes per day; our ability to initiate restart of our operations without an environmental impact study; and our expectations regarding the maintenance of our current permitting status and ability to secure the ongoing permits required; the potential production capacity and products from the Sunshine Silver/Copper Refinery; and the potential processing profile and capacity of the Antimony Refinery.

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
•our ability to obtain, maintain and renew environmental, construction and mining permits and maintain our social license to operate;
•future legislation and changes in laws and regulations; and
•other risks and hazards associated with exploration, pre-development and mining operations.

More detailed information regarding applicable risks and uncertainties is included in the section titled “Risk Factors” in our Form S-1 filed with the SEC on May 11, 2026, as amended. Many of these factors are beyond our ability to control or predict. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation to update public forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by law.

Part I - Financial Information
Item 1. Financial Statements
Sunshine Silver Mining & Refining Company
Condensed Consolidated Balance Sheets
Unaudited, expressed in United States Dollars

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	In thousands, except share data
ASSETS
Current assets
Cash and cash equivalents	$261,438	$30,976
Prepaid expenses	1,853	1,282
Materials and supplies inventory	726	377
Other current assets	880	889
Total current assets	264,897	33,524
Restricted cash	275	275
Property, plant and equipment, net	48,475	34,291
Intangible assets	750	750
TOTAL ASSETS	$314,397	$68,840
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,740	$2,563
Accrued liabilities	2,857	2,217
Note payable	—	683
Total current liabilities	7,597	5,463
Reclamation obligations	1,903	1,815
TOTAL LIABILITIES	9,500	7,278
Commitments and contingencies (Note 12)
STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 par value, 250,000,000 shares authorized at September 30, 2026 and December 31, 2025, nil issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 3,500,000,000 and 150,000,000 shares authorized at September 30, 2026 and December 31, 2025, 143,940,693 and 116,509,480 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	144	117
Additional paid-in capital	560,216	266,022
Accumulated deficit	(255,463)	(204,577)
Total Stockholders’ Equity	304,897	61,562
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$314,397	$68,840
The accompanying notes are an integral part of these condensed consolidated financial statements.

Sunshine Silver Mining & Refining Company
Condensed Consolidated Statements of Operations and Comprehensive Loss
Unaudited, expressed in United States Dollars

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	In thousands, except for per share amounts
Sales	$—	$194	$—	$270
Operating expenses:
Exploration	—	191	—	262
Pre-Development	13,066	5,090	30,641	9,411
General and administrative	9,677	4,186	22,144	7,978
Depreciation and amortization	589	265	1,303	536
Cost of goods sold	—	160	—	200
Accretion expense	29	28	88	83
Operating loss	(23,361)	(9,726)	(54,176)	(18,200)
Other income (expense):
Interest expense	(3)	(284)	(19)	(2,899)
Interest income	2,450	135	3,309	139
Total other income (expense)	2,447	(149)	3,290	(2,760)
Income and mining tax expense	—	—	—	—
Net and comprehensive loss	$(20,914)	$(9,875)	$(50,886)	$(20,960)
Basic and diluted loss per share of common stock	$(0.15)	$(0.09)	$(0.40)	$(0.23)
Weighted average number of basic and diluted shares of common stock outstanding	143,797	105,204	128,198	92,100
The accompanying notes are an integral part of these condensed consolidated financial statements.

Sunshine Silver Mining & Refining Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
Unaudited, expressed in United States Dollars

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Number of Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
	In thousands
Balance – December 31, 2025	116,509	$117	$266,022	$(204,577)	$61,562
Stock-based compensation	—	—	1,827	—	1,827
Net loss	—	—	—	(13,251)	(13,251)
Balance - March 31, 2026	116,509	117	267,849	(217,828)	50,138
Stock-based compensation	—	—	2,428	—	2,428
Issuance of common stock in connection with initial public offering, net of underwriting fees and offering costs	23,000	23	286,738	—	286,761
Issuance of common stock upon automatic cashless net exercise of warrants	4,217	4	(4)	—	—
Net loss	—	—	—	(16,721)	(16,721)
Balance - June 30, 2026	143,726	144	557,011	(234,549)	322,606
Stock-based compensation	—	—	2,135	—	2,135
Issuance of common stock upon exercise of warrants	214	—	1,070	—	1,070
Net loss	—	—	—	(20,914)	(20,914)
Balance – September 30, 2026	143,940	$144	$560,216	$(255,463)	$304,897

	Common Stock
	Number of common shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
	In thousands
Balance – December 31, 2024	85,440	$85	$152,403	$(169,834)	$(17,346)
Stock-based compensation	—	—	94	—	94
Net loss	—	—	—	(4,040)	(4,040)
Balance - March 31, 2025	85,440	85	152,497	(173,874)	(21,292)
Stock-based compensation	—	—	94	—	94
Net loss	—	—	—	(7,045)	(7,045)
Balance - June 30, 2025	85,440	85	152,591	(180,919)	(28,243)
Conversion of convertible debt into shares of common stock	12,320	12	35,073	—	35,085
Private Placement – extinguishment of term debt with shares of common stock and warrants – allocation to common stock	7,024	7	25,160	—	25,167
Private Placement – extinguishment of term debt with shares of common stock and warrants – allocation to warrants	—	—	2,929	—	2,929

Sunshine Silver Mining & Refining Company
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
Unaudited, expressed in United States Dollars

	Common Stock
	Number of common shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
	In thousands
Private Placement - allocation to common stock	4,472	4	16,017	—	16,021
Private Placement - allocation to warrants	—	—	1,865	—	1,865
Stock-based compensation	—	—	1,663	—	1,663
Net loss	—	—	—	(9,875)	(9,875)
Balance – September 30, 2025	109,256	$108	$235,298	$(190,794)	$44,612
The accompanying notes are an integral part of these condensed consolidated financial statements.

Sunshine Silver Mining & Refining Company
Condensed Consolidated Statements of Cash Flows
Unaudited, expressed in United States Dollars

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2026	2025
	In thousands
Cash Flows from Operating activities:
Net loss	$(50,886)	$(20,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,303	536
Stock-based compensation	6,390	1,852
Reclamation obligation accretion	88	83
Convertible notes discount amortization	—	991
Changes in operating assets and liabilities:
Prepaid expenses	(570)	114
Materials and supplies inventory	(349)	(544)
Metals inventory	—	200
Other current assets	(814)	(49)
Accounts payable	2,504	287
Accrued liabilities	1,418	827
Accrued interest	—	1,895
Net cash used in operating activities	(40,916)	(14,768)
Cash Flows from Investing activities:
Additions to property, plant and equipment	(15,770)	(6,376)
Additions to intangible assets	—	(750)
Net cash used in investing activities	(15,770)	(7,126)
Cash Flows from Financing activities
Gross proceeds received from initial public offering	310,500	—
Costs of initial public offering	(23,739)	—
Payments of note payable for insurance premium financing	(683)	(411)
Proceeds from exercise of warrants	1,070	—
Proceeds from notes payable	—	17,600
Proceeds from the private placement	—	17,887
Net cash provided by financing activities	287,148	35,076
Increase in Cash and cash equivalents and Restricted cash	230,462	13,182
Cash and cash equivalents and Restricted cash, beginning	31,251	2,243
Cash and cash equivalents and Restricted cash, ending	$261,713	$15,425
Supplemental Cash Flow Information:
Interest paid	19	13
Non-cash conversion of convertible notes payable and interest into common stock	—	28,096
Non-cash extinguishment of notes payable with Private Placement Units	—	35,086
The accompanying notes are an integral part of these condensed consolidated financial statements.

Sunshine Silver Mining & Refining Company
Notes to the Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2026 and 2025
Unaudited, expressed in United States Dollars, unless otherwise indicated

1.BASIS OF PRESENTATION
The interim condensed consolidated financial statements (“Interim Financial Statements”) of Sunshine Silver Mining & Refining Company, a Delaware corporation, and its subsidiaries (collectively, “SSMR,” “we,” “us,” or the “Company”) are unaudited. In the opinion of management, all normal recurring adjustments and disclosures necessary for a fair presentation of these Interim Financial Statements have been included. The results reported in these Interim Financial Statements are not necessarily indicative of the results that may be reported for the entire year. These Interim Financial Statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2025, as filed with the SEC on Form S-1. The year-end balance sheet data was derived from the audited financial statements and certain information and footnote disclosures required by GAAP have been condensed or omitted. These Interim Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and are expressed in U.S. Dollars. These Interim Financial Statements reflect the consolidation of SSMR, including subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

On May 10, 2026, the Company’s shareholders approved a 10-for-1 split of its common stock. In connection with the stock split, the number of authorized shares of common stock was increased to 150,000,000, while the par value per share remained unchanged at $0.001. All share, per-share, warrants and stock options presented in these Interim Financial Statements reflect the 10-for-1 stock split.

On June 5, 2026, the Company completed its initial public offering ("IPO"). In connection with the IPO, the number of authorized shares of common stock and preferred stock was increased to 3,500,000,000 and 250,000,000, respectively. The Company issued 23,000,000 shares of common stock at a public offering price of $13.50 per share, which resulted in proceeds of $291.9 million after underwriting fees. Refer to Note 6 "Shareholders' Equity" for additional information.

During July 2025, the Company closed a private offering transaction (the "Private Placement") of $75.0 million in equity units comprised of one share of common stock and one half-warrant exercisable for common stock. Refer to Note 10 of the consolidated financial statements for the year ended December 31, 2025, as filed with the SEC on Form S-1, for additional information. These Interim Financial Statements have updated defined names for our 2025 equity financing from "Equity Offering," as used on Form S-1, to "Private Placement." Furthermore, we have provided an additional description for the automatic cashless net exercise of warrants in the Condensed Consolidated Statement of Changes in Stockholders' Equity.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
2.1Liquidity and Capital Resources
These Interim Financial Statements have been prepared on a going-concern basis under which the Company is considered to be able to realize its assets and satisfy its liabilities in the normal course of business. The Company has a history of operating losses and cash used in operations, which are expected to continue until profitable operations commence, and which are significant in relation to the Company’s ability to satisfy its liabilities in the normal course of business. On June 5, 2026, the Company completed its IPO. In connection with the IPO, the Company issued 23,000,000 shares of common stock at a public offering price of $13.50 per share, which resulted in proceeds of $291.9 million after underwriting fees. Management evaluated the Company’s liquidity position, considering the net proceeds from the IPO alongside existing cash, cash equivalents, and anticipated operational cash flows. Based on this evaluation, management determined that available funds will be sufficient to satisfy the Company’s working capital requirements, capital expenditures, and debt obligations for at least twelve months from the issuance date of these Interim Financial Statements.

2.2Risks and Uncertainties
As a mining exploration and development company, the Company’s growth and future profitability depend significantly on the prevailing prices of minerals, primarily of silver. Commodity prices are historically volatile and mineral prices may fluctuate significantly in the future. A substantial or extended decline in mineral prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows, and access to capital. The carrying value and recoverability of the Company’s investments are dependent on its ability

Sunshine Silver Mining & Refining Company
Notes to the Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2026 and 2025
Unaudited, expressed in United States Dollars, unless otherwise indicated

to generate revenues from operations, which depends upon significant further financing to conduct exploration and pre-development activities, demonstrate economic feasibility of the Sunshine Mine, construct mining infrastructure, and commence mining operations. A lack of access to capital may negatively impact the Company’s ability to commence mining operations.
In addition to changes in mineral prices, other factors, such as: changes in exploration plans; increases in costs; geotechnical failures; changes in social, environmental, or regulatory requirements; and public health conditions can adversely affect the recoverability of the Company’s assets, and could result in impairment charges.
2.3Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires public business entities to provide disaggregated expense disclosures in the notes to the financial statements. The new guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact of adoption.
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
At September 30, 2026 and December 31, 2025, the Company’s financial assets and liabilities consisted of: cash and cash equivalents, restricted cash, accounts payable, notes payable to finance insurance premiums, and accrued liabilities. The carrying amounts of these financial instruments approximated their fair values due to their short maturities. None of these financial instruments were measured at Level 3, and there were no transfers between fair value hierarchy levels during the nine months ended September 30, 2026 and 2025.
4.RELATED PARTY TRANSACTIONS
On May 28, 2021, the Company entered into an agreement for strategic advisory services with a director, which was amended on October 24, 2022. During the three months ended September 30, 2026 and 2025, the Company incurred nil and $0.1 million, respectively, for the provision of services under the agreement. During the nine months ended September 30, 2026 and 2025, the Company incurred nil and $0.4 million, respectively, for the provision of services under the agreement. The expenses incurred under the agreement are reported within 'General and administrative' expense on the consolidated statements of operations and comprehensive loss. The advisory agreement was terminated effective September 2, 2026.

Effective January 1, 2021, the Company entered into a related party management services agreement (“MSA”) with The Electrum Group LLC (“TEG”). TEG is a related party as its management is common to several companies which are together the majority shareholder group of the Company. Pursuant to the MSA, TEG provided various operational, accounting, and administrative services to the Company and charge~~d~~ the Company based on the actual time spent by its employees. The Company incurred no expenses under the MSA during the nine months ended September 30, 2026 and 2025. This agreement was terminated effective September 2, 2026.

On May 10, 2026, the Company entered into a membership interest purchase agreement with Calico Exploration LLC (“Calico”), a wholly owned subsidiary of The Electrum Group LLC, a related party due to having management control of

Sunshine Silver Mining & Refining Company
Notes to the Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2026 and 2025
Unaudited, expressed in United States Dollars, unless otherwise indicated

several companies which are together the majority shareholder of the Company, pursuant to which the Company agreed to acquire all of the issued and outstanding equity interests in Catalyst Exploration LLC, a Delaware limited liability company, from Calico for an aggregate cash purchase price of up to $0.8 million. This agreement was terminated effective September 2, 2026.

In 2025, the Company engaged the services of a related party, Scout Discoveries, for exploration and related services. The Company’s majority shareholder group owns 32% of Scout Discoveries. During the three months ended September 30, 2026 and 2025, the Company incurred nil and $0.1 million, respectively, for the provision of services under the agreement. During the nine months ended September 30, 2026 and 2025, the Company incurred $0.4 million and $0.2 million, respectively, for the provision of services under the agreement. The costs incurred under the agreement during the nine months ended September 30, 2026 were incurred for the acquisition of mineral rights and were capitalized to 'Property, plant, and equipment, net'. The costs incurred under the agreement during the nine months ended September 30, 2025 were recognized in 'Exploration' expense on the consolidated statements of operations and comprehensive loss. At September 30, 2026 and December 31, 2025, $0.4 million and nil were due to or accrued for Scout Discoveries, respectively.

Additional related party transactions are described in Notes 6 and 8.

5.RECLAMATION OBLIGATIONS
The Company recorded accretion expense on the condensed consolidated statements of operations and comprehensive loss related to the reclamation obligation of $0.1 million and $0.1 million during the nine months ended September 30, 2026 and 2025, respectively.
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

As of September 30, 2026 and December 31, 2025, the Company had reserved shares of common stock for future issuance, on an as-converted basis, as follows:

	September 30, 2026	December 31, 2025
	In thousands
Restricted Stock Units	281	—
Common Stock Warrants	9,161	14,730
Common Stock Options	8,463	8,573
Total	17,905	23,303

Sunshine Silver Mining & Refining Company
Notes to the Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2026 and 2025
Unaudited, expressed in United States Dollars, unless otherwise indicated

6.2WARRANTS

	Warrants	Weighted-average Exercise Price per Share	Weighted- average Remaining Contractual Term
	In thousands	$/share	Years
Balance - December 31, 2024	5,355	$2.87	2.7
Warrants issued in Private Placement	9,375	$5.00
Balance - December 31, 2025	14,730	$4.23	1.7
Automatic cashless net exercise immediately prior to IPO	(5,355)	$2.87
Warrants exercised during period	(214)	$5.00
Balance - September 30, 2026	9,161	$5.00	0.9
On April 29, 2026, the terms of the warrant held by Ospraie Real Assets Fund LP ("Ospraie") to acquire 2,615,060 shares of the Company’s common stock and the terms of the warrant held by Electrum Silver US LLC ("ESUS") to acquire 2,739,640 shares of the Company’s common stock, were amended. The warrants were amended to cause the automatic cashless net exercise of the warrants upon an initial public offering of shares of the Company’s common stock for all shares not previously exercised, if the fair market value per share exceeded the unmodified exercise price of $2.87 per share. Immediately prior to the completion of the IPO, the Company issued 2,157,618 shares of common stock to ESUS, and 2,059,505 shares of common stock to Ospraie upon their exercises of these warrants. The net exercise prices were paid by reductions of shares of common stock issued.
During the three months ended September 30, 2026, certain warrant holders exercised 214,090 warrants, resulting in the issuance of 214,090 shares of common stock. These warrant exercises generated net cash proceeds of $1.1 million.

See Note 10 to the consolidated financial statements for the year ended December 31, 2025 for information about the terms of warrants.

7.LOSS PER SHARE
The following table presents net loss per share of common stock – basic:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	In thousands, except for per share amounts
Numerator: Net loss	($20,914)	($9,875)	($50,886)	($20,960)
Denominator: Weighted average number of basic shares of common stock	143,797	105,204	128,198	92,100
Basic and diluted loss per share of common stock	($0.15)	($0.09)	($0.40)	($0.23)
The following were excluded from diluted loss per share because the Company incurred net losses and their effect would be anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	In thousands
Common Stock Warrants	9,161	5,355	9,161	5,355
Common Stock Options	8,463	500	8,463	500
Restricted Stock Units	281	—	281	—
Total	17,905	5,855	17,905	5,855

Sunshine Silver Mining & Refining Company
Notes to the Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2026 and 2025
Unaudited, expressed in United States Dollars, unless otherwise indicated

8.STOCK-BASED COMPENSATION
Stock-based compensation expense includes vesting expense from stock options and restricted stock units (each, an "RSU"). During the three months ended September 30, 2026 and 2025, we recognized total stock-based compensation expense of $2.1 million and $1.7 million respectively. During the nine months ended September 30, 2026 and 2025, we recognized total stock-based compensation expense of $6.4 million and $1.9 million, respectively.

Stock options outstanding and their weighted-average exercise price at September 30, 2026 and 2025 were as follows:

September 30, 2026			September 30, 2025
Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Life	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Life
#, thousands	$/share	Years	#, thousands	$/share	Years
8,463	$4.16	8.3	7,973	$3.94	9.3

8.1Long Term Incentive Plan
On May 10, 2026, the Board approved an amendment and restatement of the Amended and Restated 2021 LTIP (the "Amended and Restated LTIP") which was originally adopted on May 28, 2021. As of the closing of the IPO, the maximum number of shares of common stock that may be issued under the Amended and Restated LTIP is 17,400,012, subject to adjustment upon certain changes in the Company’s capitalization and annual increase on the first day of each calendar year during the term of the Amended and Restated LTIP, beginning on and including January 1, 2027, and ending on and including January 1, 2036, equal to the lesser of 2% of the aggregate number of shares of common stock issued and outstanding on December 31 of the immediately preceding calendar year and such smaller number of shares of common stock as determined by the administrator. Shares of common stock issued under the Amended and Restated LTIP will consist of authorized and unissued or reacquired shares of common stock, including shares of common stock repurchased by the Company.

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

8.2Stock Options
During the nine months ended September 30, 2026 and 2025, 140,000 and 6,973,000 stock options were granted, respectively. During the nine months ended September 30, 2026 and 2025, 250,000 and no stock options were forfeited by former employees, respectively.

One-third of the 140,000 stock options granted during the nine months ended September 30, 2026 vest on each of the first three anniversaries of the dates of grant, subject to employee's continued service with the Company. The inputs used to measure these stock options were as follows:

Black-Scholes Option Pricing Model Input	Basis	Inputs
Annualized volatility (%)	Volatility of publicly traded peers	73.21%
Expected term (years)	Award agreement	6.50
Dividend yield (%)	No dividends over the expected term	—%
Risk-free rate (%)	Risk-free U.S. Treasury yield over the expected term	4.47%
Exercise price ($/share)	Award agreement	$17.30
Common stock price ($/share)	Price per share on grant date	$17.30

Sunshine Silver Mining & Refining Company
Notes to the Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2026 and 2025
Unaudited, expressed in United States Dollars, unless otherwise indicated

The Company recognized stock-based compensation expense from stock options as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	In thousands
Pre-development expense	$208	$173	$599	$173
General and administrative expense	1,505	1,490	5,285	1,679
	$1,713	$1,663	$5,884	$1,852
At September 30 2026 and 2025, unrecognized compensation expense for stock options was $12.5 million and $16.9 million, respectively.
8.3Restricted Stock Units
On June 5, 2026, eight non-employee Directors were awarded an aggregate of 71,432 RSUs under the Amended and Restated LTIP with a grant date fair value of $14.00 per RSU as their 2026 annual grant under the Non-Employee Director Compensation Program. The RSUs vest on the earlier of one year from the grant date or the day immediately preceding the date of the next Annual Meeting of Stockholders. Under the terms of the Non-Employee Director Compensation Program, each non-employee director is entitled to receive an annual grant of RSUs with respect to a number of shares equal to $125,000 (based on the closing price of a share of common stock on the date of grant). No RSUs had been previously awarded.

On August 12, 2026, two employees were awarded an aggregate total of 210,000 RSUs with a grant date fair value of $17.30 per RSU. One-third of the RSUs vest on each of the first three anniversaries of the date of grant, subject to the employees' continued service with the Company.

During the three months ended September 30, 2026 and 2025, we recognized total stock-based compensation expense from RSUs of $0.4 million and nil, respectively. During the nine months ended September 30, 2026 and 2025, we recognized total stock-based compensation expense from RSUs of $0.5 million and nil, respectively.

9.SALES
There were no silver sales during the nine months ended September 30, 2026. During the nine months ended September 30, 2025, the Company sold 5,232 ounces of silver from metals inventory, which generated sales of $0.3 million and costs of goods sold of $0.2 million. The metals inventory sold was from previous mining activity prior to the Sunshine Mine ceasing operations in 2001.
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

	Three months ended September 30,
	2026		2025
	$ (thousands)	% of Pretax Loss	$ (thousands)	% of Pretax Loss
Tax provision (benefit)	(4,392)	21.0%	(2,074)	21.0%
State tax (benefit)	(883)	4.2%	(444)	4.5%
Other	327	(1.6%)	294	(3.0%)
Change in valuation allowance	4,948	(23.7%)	2,224	(22.5%)
Total income tax expense (benefit)	—	—%	—	—%

Sunshine Silver Mining & Refining Company
Notes to the Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2026 and 2025
Unaudited, expressed in United States Dollars, unless otherwise indicated

	Nine months ended September 30,
	2026		2025
	$ (thousands)	% of Pretax Loss	$ (thousands)	% of Pretax Loss
Tax provision (benefit)	$(10,686)	21.0%	$(4,402)	21.0%
State tax (benefit)	(2,137)	4.2%	(943)	4.5%
Other	1,195	(2.3%)	426	(2.0%)
Change in valuation allowance	11,628	(22.9%)	4,919	(23.5%)
Total income tax expense (benefit)	$—	—%	$—	—%
Included in Other are permanent differences, including those related to non-deductible stock option expense.

11.BUSINESS SEGMENTS
The Company is organized into one operating segment, which conducts exploration and pre-development of mineral properties and thus has identified one reportable segment: Exploration and Pre-development. The Company regularly reviews its segment reporting for alignment with its strategic goals and operational structure as well as for evaluation of business performance and allocation of resources by the Company’s Chief Operating Decision Maker (“CODM”).
The following table summarizes the components and significant expenses of the measure of net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	In thousands
Exploration
Drilling and directly related costs	$—	$175	$—	$240
Other	—	16	—	22
Total Exploration	—	191	—	262
Pre-Development:
Labor and contractor services	9,369	3,518	21,600	5,464
Materials and other directly related costs	3,093	1,524	8,175	3,776
Other	604	48	866	171
Total Pre-Development	13,066	5,090	30,641	9,411
General and Administrative
Labor and contractor services	7,142	2,815	16,202	4,681
Other	2,534	1,371	5,942	3,297
Total General and Administrative	$9,676	$4,186	$22,144	$7,978
12.COMMITMENTS AND CONTINGENCIES
The Company owes contingent consideration of $0.2 million upon the use of intellectual property in its planned silver refinery. The Company has no other material commitments or contingencies outside of those disclosed in these financial statements and the consolidated financial statements for the year ended December 31, 2025.
13.SUBSEQUENT EVENTS
The Company evaluated events after September 30, 2026, and through the date the Interim Financial Statements were issued. The Company has concluded that no subsequent events have occurred that require disclosure, except as otherwise disclosed in the Interim Financial Statements.

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

Overview
We are the owner and developer of the permitted Sunshine Mine (the "Sunshine Mine") and the permitted silver/copper refinery located one mile north of the Sunshine Mine (the "Sunshine Silver/Copper Refinery"), as well as the associated facilities including a tailings storage facility and historical antimony refinery grounds (the "Antimony Refinery," and collectively, the "Sunshine Complex"). The Sunshine Mine is a historic, permitted, large-scale, past-producing silver mine in the United States located in the Silver Valley of the state of Idaho, which historically also produced meaningful quantities of antimony, copper and lead. The Sunshine Mine is one of the highest-grade primary silver resources in the world, and when production is restarted, we expect the Sunshine Mine will be one of the largest silver mines in the United States. We have the major permits required to restart mining, milling and refining operations, and we will not require an environmental impact study to initiate restart of such operations. We do not anticipate issues in maintaining our current permitting status or securing the ongoing permits required. Our current permits will be subject to normal course updates throughout the construction process. Our mining, milling and refining complex includes substantial installed infrastructure. We hold a highly prospective land package surrounding the Sunshine Mine, and we are the largest mineral rights holder in the Silver Valley. We have not declared mineral reserves, and accordingly, costs incurred in the preparation for mining operations are classified as general and administrative or pre-development, and are expensed. We plan to restart operations at the Sunshine Mine in late 2028, subject to the results of a feasibility study for the Sunshine Mine (the "Sunshine Mine Feasibility Study") and completion of mine and mill construction.
On June 5, 2026, we closed our initial public offering of 23.0 million shares of common stock, including the full exercise by the underwriters of their option to purchase 3,000,000 additional shares, at a public offering price of $13.50 per share. The aggregate gross proceeds from the offering, before deducting underwriting fees and commissions and other offering expenses, were approximately $310.5 million. Following this offering, our authorized capital stock consisted of 3,500,000,000 shares of common stock, par value $0.001 per share, and 250,000,000 shares of preferred stock, par value $0.001 per share.

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

Corporate Development
Status of Sunshine Mine Feasibility Study
The Company is advancing the Sunshine Mine Feasibility Study, which is expected to be completed in the second quarter of 2027. Following completion of the study, the Company expects to make a final investment decision regarding the restart of the Sunshine Mine, which, if approved, would support the planned return to silver production in late 2028.

As part of the Sunshine Mine Feasibility Study, the Company is advancing plans for a new mill designed to process up to 2,000 tonnes per day ("tpd"), providing flexibility to increase throughput beyond the current base case of approximately 1,000 tpd as the resource base and operating plan evolve.

Infill Drilling
On November 5, 2026, the Company announced the completion of its 50,000-meter underground diamond drilling program. Drilling completed between April and October 2026 totaled approximately 33,898 meters across 144 holes. The drill program was comprised of approximately 51,250 meters across 218 drill holes, including approximately 20,930 meters in 73 holes drilled on the mine's 2300 and 3100 Levels between July and October 2026. Results reported on July 23, 2026 described the drill program's other objective, returning high-grade intercepts from the Upper Country, including 10

Vein. Results from the 50,000-meter infill drill program will inform the Company's forthcoming updated mineral resource estimate and the Sunshine Mine Feasibility Study.

Infrastructure Upgrades and Improvements
In the first nine months of 2026, the Company completed approximately 1,835 meters (6,022 feet) of underground access expansion, continued upgrading existing infrastructure, and continued demolishing obsolete buildings and structures. During the third quarter of 2026, the Company completed approximately 670 meters (2,197 feet) of underground access expansion.

During the third quarter of 2026, the Company advanced the demolition of the existing mill to prepare the site for construction of a new mill. The demolition is expected to be completed by the end of 2026.

Further, during the third quarter of 2026, we made an initial payment of $2.6 million towards a fleet of additional underground equipment to support increased pre-development access to future production areas and exploration targets. The planned fleet includes approximately twenty units of underground mining and exploration equipment. Further, through the date of this report in 2026, we have added five new compressors which are planned to provide compressed air to the Sunshine Mine. We expect the new compressors to add sufficient capacity to meet our compressed air requirements for the first seven years of mining.

In addition, during the third quarter of 2026, we initiated a multiphase project at our Silver Summit location to upgrade the Silver Summit hoist, rehabilitate the Silver Summit shaft, and install and rehabilitate related infrastructure. Included in the plan is the re-drive of the hoist, which will enable work for the shaft rehabilitation. During the third quarter of 2026, we incurred a total of $0.9 million on the hoist re-drive. Rehabilitation of approximately 3,200 feet of the 5,400 foot Silver Summit Shaft is planned. The rehabilitated shaft will provide secondary access and egress, which is necessary for safety and provides operational flexibility.

In the first nine months of 2026, we installed approximately 1,200 meters (3,937 feet) of new rail track on the 3100 Level, of which 807 meters (2,648 feet) were installed during the third quarter of 2026. We have an additional 780 meters (2,560 feet) planned by year-end. The new rail track will improve underground logistics and support ongoing pre-development. Also in the first nine months of 2026, we installed 491 meters (1,610 feet) of rail track at our ConSil location, with 1,152 meters (3,780 feet) remaining to complete, which will be completed during 2027.

The Company is developing a second Sterling portal called the Main Street Portal, which is expected to be completed in the first half of 2027. The new portal is intended to increase ventilation and provide improved access to the "Upper Country" which will support ongoing underground pre-development.

Sunshine Silver/Copper Refinery and Antimony Refinery Feasibility Studies
The Company is evaluating the opportunity to develop a vertically integrated U.S. mine-to-mill-to-refinery platform at the Sunshine Complex. As part of that initiative, feasibility studies are underway to evaluate a potential Antimony Refinery and the refurbishment of the existing Sunshine Silver/Copper Refinery, which has a nameplate production capacity of approximately 10 million ounces of silver annually. Restarting the Sunshine Silver/Copper Refinery could enable Sunshine to produce COMEX-deliverable silver onsite.

The new Antimony Refinery, under evaluation, could process antimony-bearing concentrate from the Sunshine Mine. The Company is also evaluating the potential to process antimony-bearing concentrates from third parties on a toll basis, creating an additional potential source of feedstock and revenue for the facility.

The feasibility studies evaluating the potential restart of the Sunshine Silver/Copper Refinery and the potential Antimony Refinery are targeted for completion in the second quarter of 2027. The Company has also engaged a consultant to conduct a strategic assessment of the value-creation potential associated with both opportunities, the results of which will inform the respective feasibility studies.

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
Pre-Development Expenses

Our pre-development expenses primarily include expenses related to the establishment of accesses underground, including to drilling stations, and the construction of drilling stations, infill drilling, related labor costs, maintenance, repair, and rehabilitation activities.
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
Income Taxes
As we have incurred substantial losses from our exploration and pre-development activities, we may receive future benefits in the form of deferred tax assets that can reduce our future income tax liabilities, if it is more likely than not that the benefit will be realized before expiration. Historically, we have not recognized these potential benefits in our financial statements and have fully reserved for such deferred tax assets, as we are in a cumulative three-year loss position.
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
We are not currently paying any royalties based upon production and sales.

Results of Operations
The following table presents certain information relating to our operating results for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	In thousands, except for per share amounts
Sales	$—	$194	$—	$270
Operating expenses:
Exploration	—	191	—	262
Pre-Development	13,066	5,090	30,641	9,411
General and administrative	9,677	4,186	22,144	7,978
Depreciation and amortization	589	265	1,303	536
Cost of goods sold	—	160	—	200
Accretion expense	29	28	88	83
Operating loss	(23,361)	(9,726)	(54,176)	(18,200)
Other income (expense):
Interest expense	(3)	(284)	(19)	(2,899)
Interest income	2,450	135	3,309	139
Total other income (expense)	2,447	(149)	3,290	(2,760)
Income and mining tax expense	—	—	—	—
Net and comprehensive loss	$(20,914)	$(9,875)	$(50,886)	$(20,960)
Basic and diluted loss per share of common stock	$(0.15)	$(0.09)	$(0.40)	$(0.23)
Weighted average number of basic and diluted shares of common stock outstanding	143,797	105,204	128,198	92,100
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
For the three months ended September 30, 2026, we incurred a net loss of $20.9 million, compared to a net loss of $9.9 million for the three months ended September 30, 2025. The increase of $11.0 million in net loss was primarily attributable to the following:
•Pre-development expense increased to $13.1 million for the three months ended September 30, 2026, compared to $5.1 million for the three months ended September 30, 2025, due to increased activities in 2026 related to the completion of three feasibility studies, including infill drilling, underground pre-development and rehabilitation expenditures, and related expenditures required to complete these studies. Contractor expenses increased by approximately $4.7 million, primarily due to increased infill drilling and continued surface demolition, and labor expenses increased by $1.1 million as a result of increased manpower. Direct pre-development costs, utilities, rentals, and other costs increased by $2.1 million primarily due to increases in underground access expansion activities, and stock-based compensation increased by $0.1 million.
•General and administrative expense increased to $9.7 million for the three months ended September 30, 2026, compared to $4.2 million for the three months ended September 30, 2025, due to increased personnel, stock-based compensation and increases in the scope of legal, accounting services and consulting services. Feasibility study and professional services expenses increased by $3.3 million due to advancements of feasibility studies and increased costs associated with maintaining our public company listing. Labor costs excluding share-based compensation increased by $1.1 million due primarily to increased manpower and share-based compensation increased by $0.4 million. Marketing, software, insurance, and other costs increased by $0.7 million.
•Depreciation and amortization increased to $0.6 million for the three months ended September 30, 2026, compared to $0.3 million for the three months ended September 30, 2025, primarily due to additions of depreciable assets.
•Total other income (expense) changed to income of $2.4 million for the three months ended September 30, 2026, compared to expense of $0.1 million for the three months ended September 30, 2025, primarily due to: the conversion of convertible notes payable and extinguishment of notes payable in July 2025, which decreased interest expense compared to the three months ended September 30, 2025; and due to increased interest income earned on net proceeds from the IPO.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
For the nine months ended September 30, 2026, we incurred a net loss of $50.9 million compared to a net loss of $21.0 million for the nine months ended September 30, 2025. The increase of $29.9 million in net loss was primarily attributable to the following:
•Pre-development expense increased to $30.6 million for the nine months ended September 30, 2026, compared $9.4 million for the nine months ended September 30, 2025, due to increased activities in 2026 related to the completion of three feasibility studies, including infill drilling and related expenditures required to complete these studies. Contractor expenses increased by $11.4 million, primarily due to the use of contract infill drilling services, supplemental contract mining labor, and contracted surface infrastructure demolition services. Labor expenses, excluding stock-based compensation, increased by $4.3 million due primarily to increases in manpower. Direct pre-development costs, utilities, and rental costs increased by $5.0 million due to increased underground access expansion activities. Stock-based compensation increased by $0.5 million, due primarily to ongoing vesting expense for grants made in the second half of 2025.
•General and administrative expense increased to $22.1 million for the nine months ended September 30, 2026, compared to $8.0 million for the nine months ended September 30, 2025, due to increased personnel, stock-based compensation and increases in the scope of legal, accounting and consulting services. Feasibility study and professional services expenses increased by $6.0 million due to advancements of feasibility studies and increased costs associated with operating as a public company. Labor costs excluding share-based compensation increased by approximately $2.8 million due primarily to increased manpower. Share-based compensation increased by approximately $4.1 million, primarily due to the vesting of stock options and RSUs, the majority of which began vesting in the second half of 2025. Marketing, software, insurance, and other costs increased by $1.2 million.
•Depreciation and amortization increased to $1.3 million for the nine months ended September 30, 2026, compared to $0.5 million for the nine months ended September 30, 2025, primarily due to additions of depreciable assets.
•Total other income (expense) changed to income of $3.3 million for the nine months ended September 30, 2026, compared to expense of $2.8 million for the nine months ended September 30, 2025, primarily due to: the conversion of convertible notes payable and extinguishment of notes payable in July 2025, which decreased interest expense period over period; and due to increased interest income earned on net proceeds from our initial public offering.
Liquidity and Capital Resources
As of September 30, 2026, we had cash and cash equivalents of $261.4 million, compared to cash and cash equivalents of $31.0 million as of December 31, 2025. Cash and cash equivalents increased due to our receipt of net proceeds from the IPO. We continue to incur costs related to the advancement of the feasibility studies, general and administrative expenditures and capital expenditures.
As of November 12, 2026, we had no long-term debt.
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

Cash Flows
The following table presents our sources and uses of cash for the periods indicated:

	Nine months ended September 30,
	2026	2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$(40,916)	$(14,768)
Investing activities	(15,770)	(7,126)
Financing activities	287,148	35,076
Total change in cash	$230,462	$13,182
Cash used in operating activities primarily consists of cash used in pre-development activities and general and administrative expense. Cash used in operating activities was $40.9 million and $14.8 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in cash used in operating activities is due primarily to activities in 2026 related to the completion of three feasibility studies, infill drilling, underground access expansion, increased manpower, and other expenditures required to advance these studies, as well as public company related expenses.

Cash used in investing activities primarily consists of cash used for purchases of mining equipment and construction and installation of infrastructure. Cash used in investing activities was $15.8 million and $7.1 million for the nine months ended September 30, 2026 and 2025, respectively.
Cash provided by financing activities during the nine months ended September 30, 2026 was $287.1 million, which was primarily due to net proceeds from our IPO, and also includes proceeds of $1.1 million from the exercise of warrants. Cash provided by financing activities was $35.1 million for the nine months ended September 30, 2025, which was primarily as a result of proceeds from the issuance of notes payable and the Private Placement. Cash used in financing activities to pay notes payable for insurance premium financing was $0.7 million and $0.4 million during the nine months ended September 30, 2026 and 2025, respectively.
Private Placement Transactions
In 2025, we entered into common stock purchase agreements (the "Private Placement") pursuant to which, among other things, we offered and sold 18,750,000 units (each, a “Unit”) consisting of one share of common stock and one half of a common stock warrant (each, a "Private Placement Warrant") at a purchase price of $4.00 per Unit. Each Private Placement Warrant is exercisable for one share of common stock, has an exercise price of $5.00 per share and is exercisable until the later of two years from the date of grant or six months after the completion of the Private Placement. We offered and sold additional Units on the same terms to related and unrelated parties.
Through the Private Placement and related agreements, we received cash proceeds of approximately $46.9 million, extinguished approximately $28.1 million of notes payable, and issued 18.75 million shares of common stock and 9.38 million Private Placement Warrants.
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

Initial Public Offering

On June 5, 2026, we completed our IPO and issued 23,000,000 shares of common stock at a public offering price of $13.50 per share which resulted in proceeds of $291.9 million after underwriting fees.

Concurrent with the completion of the IPO, the common stock commenced trading on the NYSE under the ticker symbol "SSMR."

Stock-Based Compensation
In 2021, we issued stock options to purchase 1,000,000 shares of common stock under the 2021 Long Term Incentive Plan (the “LTIP”). These stock options are exercisable over a 10-year term and vested in equal monthly installments over a 60-month period subject to the grantee’s continuous service. In 2025, our Board of Directors approved an amended and restated LTIP and the issuance of stock options to purchase 7,623,000 shares of common stock under the amended and restated LTIP to certain directors, employees and consultants. These stock options are exercisable over a 10-year term and generally vest and become exercisable in equal installments on the first three anniversaries of the grant date, subject to the grantee’s continuous service.
In connection with our IPO, on May 10, 2026, our Board of Directors approved the further amendment and restatement of the LTIP (the "Amended and Restated LTIP"). As of the closing of the IPO, the maximum number of shares of common stock that may be issued under the Amended and Restated LTIP is 17,400,012, subject to adjustment upon certain changes in the Company’s capitalization and annual increase on the first day of each calendar year during the term of the Amended and Restated LTIP, beginning on and including January 1, 2027, and ending on and including January 1, 2036, equal to the lesser of 2% of the aggregate number of shares of common stock issued and outstanding on December 31 of the immediately preceding calendar year and such smaller number of shares of common stock as determined by the administrator (the “New LTIP Share Reserve”). Shares of common stock issued under the Amended and Restated LTIP will consist of authorized and unissued or reacquired shares of common stock, including shares of common stock repurchased by the Company.

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

We issued 140,000 and 6,973,000 stock options during the nine months ended September 30, 2026 and 2025, respectively. We issued 281,432 and nil restricted stock units during the nine months ended September 30, 2026 and 2025, respectively. The total stock-based compensation expense incurred for the nine months ended September 30, 2026 and 2025 was $6.4 million and $1.9 million, respectively. The total stock-based compensation expense incurred for the three months ended September 30, 2026 and 2025 was $2.1 million and $1.7 million, respectively.

Off Balance Sheet Arrangements
We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and any such differences may be material.

There have been no significant and material changes in our critical accounting policies during the three months ended September 30, 2026, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2025 included in Form S-1.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
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
During the three months ended September 30, 2026, warrant holders exercised warrants to acquire 214,090 shares of common stock at an exercise price of $5.00 per share, resulting in gross proceeds to the Company of approximately $1.1 million. These issuances of common stock were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

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
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
No reportable event.

Item 5. Other Information
During the quarter ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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
___________________

SIGNATURES
Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Kellogg, State of Idaho, on November 12, 2026.

SUNSHINE SILVER MINING & REFINING COMPANY

By:	/s/ Heather White
	Name:	Heather White
	Title:	Chief Executive Officer

By:	/s/ André van Niekerk
	Name:	André van Niekerk
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)